Form 10-K
period 2016-12-31
BMW Vehicle Lease Trust 2016-1
filed 2017-03-22
CIK 1663274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number of issuing entity: 333-205553-02
Commission File Number of depositor: 333-205553
BMW VEHICLE LEASE TRUST 2016-1
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001663274
BMW AUTO LEASING LLC
(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0001126530
BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188
FINANCIAL SERVICES VEHICLE TRUST
(Exact name of co-registrant as specified in its charter)
Central Index Key Number of co-registrant: 0001126525
Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	22-2013053 (I.R.S. Employer Identification No.)
c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ 07677 (Address of principal executive offices of issuing entity)	07677 (Zip Code)
201-307-4000
 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐ NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐ NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐                                                                  Accelerated Filer  ☐
Non-accelerated Filer  ☒                                                                     Smaller Reporting Company  ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  ☐        NO  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
(a)            Item 1.  Business.
(b)            Item 1A.  Risk Factors.
(c)            Item 2.  Properties.
(d)            Item 3.  Legal Proceedings.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.
No single obligor represents 10% or more of the asset pool held by BMW Vehicle Lease Trust 2016-1 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) issued by the Issuing Entity representing 10% or more of the cash flow supporting any offered class of the Notes.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.
No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB.  Legal Proceedings.
The following three paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee under the indenture for the BMW Vehicle Lease Trust 2016-1 transaction.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.
U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(b)	Item 6. Selected Financial Data.
(c)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(d)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(e)	Item 8. Financial Statements and Supplementary Data.
(f)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(g)	Item 9A. Controls and Procedures.

Item 9B. Other Information.
Nothing to report.
PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:
(a)	Item 10. Directors, Executive Officers and Corporate Governance
(b)	Item 11. Executive Compensation
(c)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(d)	Item 13. Certain Relationships and Related Transactions, and Director Independence
(e)	Item 14. Principal Accountant Fees and Services

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
BMW Financial Services NA, LLC and U.S. Bank (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity during the period beginning on February 17, 2016 and ending on December 31, 2016 (the “Reporting Period”).  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”) as of December 31, 2016 and for the Reporting Period.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Servicing Report.  Neither the Servicing Reports nor the Attestation Reports identified any material instance of noncompliance with the applicable servicing criteria for the Servicing Parties.  Each Servicing Report and Attestation Report is attached as an exhibit to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.
BMW Financial Services NA, LLC has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. BMW Financial Services NA, LLC has provided a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
See Exhibit Index listed below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.
Dated: March 22, 2017
BMW Vehicle Lease Trust 2016-1
(Issuing Entity)
By:	BMW FINANCIAL SERVICES NA, LLC, as servicer
By:  /s/ Ritu Chandy
       Name:  Ritu Chandy
       Title: Vice President – Finance & CFO
                (Senior officer in charge of the servicing function of
                 BMW Financial Services NA, LLC)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number                                                                                                  Description
3.1
Certificate of Formation of BMW Auto Leasing LLC (the “Depositor”), as currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the registrant on October 31, 2000.

3.2
Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Exhibit 3.2 to registrant’s Form 8-K (File Number 333-43128-01) filed with the SEC by the registrant on July 11, 2016.

3.3
Agreement of Limited Partnership of BMW Manufacturing L.P. (“BMW LP”), dated as of February 12, 1996, between BMW Facility Partners, Inc. and BMW Financial Services NA, LLC (“BMW FS”), incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the registrant on October 31, 2000.

4.1
Indenture, dated as of February 17, 2016, between BMW Vehicle Lease Trust 2016-1 (the “Issuing Entity”) and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.2
Vehicle Trust Supplement, dated as of February 17, 2016, between BMW LP, as grantor and UTI Beneficiary, and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as vehicle trustee, incorporated by reference to Exhibit 10.2 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.4
2016-1 SUBI Servicing Supplement, dated as of February 17, 2016, among BMW FS, as servicer, Financial Services Vehicle Trust, as vehicle trust (“FSVT”), and BMW LP, as UTI Beneficiary, incorporated by reference to Exhibit 10.4 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016, to the Basic Servicing Agreement, dated as of August 30, 1995, between FSVT and BMW FS, as servicer, incorporated by reference to Amendment No. 2 to Registration Statement on Form S‑1 (333‑43128), filed with the SEC by the registrant on October 31, 2000.

10.5
SUBI Certificate Transfer Agreement, dated as of February 17, 2016, between BMW LP, as transferor, and the Depositor, as transferee, incorporated by reference to Exhibit 10.5 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.6
Issuer SUBI Certificate Transfer Agreement, dated as of February 17, 2016, between the Depositor, as transferor, and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.6 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.7
Amended and Restated Trust Agreement, dated as of February 17, 2016, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.7 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.8
Issuer Administration Agreement, dated as of February 17, 2016, among BMW FS, as administrator, the Issuing Entity, the Depositor, as transferor, and the Indenture Trustee, incorporated by reference to Exhibit 10.8 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.9
Back-Up Security Agreement, dated as of February 17, 2016, among FSVT, BMW LP, the Depositor, the Issuing Entity and the Indenture Trustee, incorporated by reference to Exhibit 10.9 to registrant's Form 8‑K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.10
Asset Representations Review Agreement, dated as of February 17, 2016, among BMW FS, the Issuing Entity and Clayton Fixed Income Services, LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.10 to registrant's Form 8‑K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

10.11
Control Agreement, dated as of February 17, 2016, among the Depositor, as transferor, the Issuing Entity, as initial-secured party, and U.S. Bank National Association, as Indenture Trustee and as assignee-secured party, incorporated by reference to Exhibit 10.11 to registrant's Form 8-K (File Number 333-205553-02) filed with the SEC by the registrant on February 17, 2016.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Management’s Assertion − Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP on Assessment of Compliance with Applicable Servicing Criteria for BMW FS.

34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young, LLP on Management’s Assertion − Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association.

35.1*	Servicer Compliance Statement of BMW FS.
_________________________________
*	Filed herewith.